Form 10-K
period 2010-12-31
HELPEO INC.
filed 2011-04-15
CIK 1484055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-168302

Helpeo, Inc.
(Exact name of registrant as specified in its charter)

Nevada	27-1699365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1871 Coronado Center Drive, Suite 200 Henderson, Nevada	89052
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (702) 664-1246

Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐ Yes☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes                      ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes                      ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes                      ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒Yes   ☐No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $90,000 as of June 30, 2010 based on a value of $0.01 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  29,000,000 shares of common stock as of March 31, 2011

FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Except for our ongoing securities laws, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any or our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	increased competitive pressures from existing competitors and new entrants;

•	increases in interest rates or our cost of borrowing or a default under any material debt agreements;

•	our ability to efficiently and effectively finance our operations, and/or purchase orders;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	inability to achieve future sales levels or other operating results;

•	the unavailability of funds for capital expenditures and/or general working capital;

•	operational inefficiencies in distribution or other systems;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;

•	the inability of management to effectively implement our strategies and business plans; and

•	the other risks and uncertainties detailed in this report.

Throughout this Annual Report references to “we”, “our”, “us”, “Helpeo”, “the Company”, and similar terms refer to Helpeo, Inc.

HELPEO, INC.
FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2010

PART I

Item 1	Business

Overview

Helpeo, Inc. (the Company) was incorporated on January 19, 2010 under the laws of the State of Nevada.

We are a development stage company planning a business of developing software solutions. Helpeo’s first planned commercial marketplace offering is a solution for managing personal and business contact information.  The traditional printed business card is an important part of personal contact and introduction.  Since the dawn of the business card, many have searched for better ways to capture, save, sort, search and share the valuable and often critical information stored on the printed business card.

Our plan is to produce a business card tool to seamlessly deal with the capture, storage and sharing of business card info. The Company’s Smartphone application will be designed to access the user’s phone camera prompting the user to take a picture of a business card and of the person or object that users wish to associate with the card. The service then will give users the option to add text or voice annotations. From there the system automatically will process the information.

Within minutes, the business card information will be automatically stored in an internet-based (referred to as “cloud-based”) storage system and in the virtual address book of the user’s choice, along with the transcribed voice or text notes and pictures.  Helpeo plans to have its service to also capture and store time, date and geo-stamped (location-based) data to further enhance the business card information transaction.  We will then return the user’s pre-loaded contact information to the e-mail address of the providing individual or company.  All of this will happen automatically, which we believe will create a seamless experience for the Helpeo user.

We have incurred losses since our inception. For the period ended December 31, 2010, we generated no revenues and incurred a net loss of $97,368.   At December 31, 2010 we had negative working capital of $5,368 and an accumulated deficit of $97,368.   To continue our operations and fully carry out our business plan for the next 12 months, we need to raise additional capital. We currently do not have any contracts or commitments for additional funding. We can give no assurance that we will be able to raise such capital on terms acceptable to us, if at all. We have limited financial resources until such time that we are able to generate positive cash flow from operations.

Product Status

Our mobile business card application tool is in the initial stages of design and development. We have assessed the market opportunity and designed the features and functionality of a software solution to address that need. Our next steps will be to design and program the code to create such a software solution.

Principal Markets

Our plan is to sell our mobile business card application tool to the individual consumer and businesses via the internet and mobile phone applications. Our sales models include, but are not limited to, monthly service plans, free trial offers which we would hope to convert to paying customers and viral referrals from existing users which is a feature of the planned architecture of the product. We plan to market our product and brand at trade shows and conventions, and employ internet marketing and advertising. Other methods of generating customers and revenues are banner ad conversions, service level upgrades, and partnerships to create white label products.

Research and Development

On the heels of the mobile business card application tool, the Company also plans to diversify its service offerings into several related and useful areas.  While utilizing the ever-increasing capabilities of Smartphones, Helpeo will be expanding to include services such as expense receipt management, dictation and transcription services as well as powerful agenda, datebook and calendar management tools.  The Company’s architecture and offerings will create extreme competitive advantages that will be punctuated by high-portability, extreme accuracy and zero effort for the user.  In addition, Helpeo will continue to incorporate many other needed services that can be accessed via mobile device, laptop or desktop.

Intellectual Property

Helpeo has no patents or other protection for its intellectual property, and will rely on corporate secrecy for protection for the foreseeable future.

Competition

The market for business software is highly competitive. It includes increasing competition from established companies who are expanding their production and marketing of performance products, as well as from frequent new entrants to the market. We will initially rely on the unique features and applications of our product to gain entrance to the marketplace.

Employees

As of December 31, 2010, we had no employees.  We rely on consultants and partners for various activities, including design, manufacturing and marketing.

Item 1A	Risk Factors

Not required for a smaller reporting company.

Item 1B	Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2	Properties

We maintain our principal office at 871 Coronado Center Drive, Suite 200, Henderson, NV 89052. Our telephone number is (702) 664-1246. We believe that our existing facilities are suitable and adequate to meet our current business requirements.

Item 3	Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4	[Removed and Reserved]

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Common Stock is listed to trade in the over-the-counter securities market through the Financial Industry Regulatory Authority ("FINRA") Automated Quotation Bulletin Board System, under the symbol “HLPN”. We have been eligible to participate in the OTC Bulletin Board since December 21, 2010.

The following table sets forth the quarterly high and low bid prices for our Common Stock during our last fiscal year, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Bid Prices ($)
2010 Fiscal Year	High	Low

March 31, 2010	n/a	n/a
June 30, 2010	n/a	n/a
September 30, 2010	n/a	n/a
December 31, 2010	n/a	n/a

As of March 31, 2011, there was no trading activity for the common stock on the OTC Bulletin Board.

Holders

As of March 31, 2011, we had 36 holders of our common stock.

Dividend Policy

The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

As of December 31, 2010, the registrant has sold the following securities that were not registered under the Securities Act of 1933, as amended.

In February 2010, the Company sold 20,000,000 shares of our $0.001 par value common stock to our founders at $0.0001 per share. The gross proceeds from the sale were $2,000.

In May 2010, the Company sold 5,000,000 shares of our $0.001 par value common stock to various accredited investors in a private placement at $0.01 per share. The gross proceeds from the sale were $50,000. These shares were registered under the Securities Act of 1933 effective December 21, 2010.

In May 2010, the Company sold an additional 4,000,000 shares of our $0.001 par value common stock to various accredited investors in a private placement at $0.01 per share. The gross proceeds from the sale were $40,000. These shares were registered under the Securities Act of 1933 effective December 21, 2010.

All of the above offerings and sales were deemed to be exempt under either Rule 506 of Regulation D or Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, friends or business associates of executive officers of Helpeo, and transfer was restricted by Helpeo in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. The individuals and entities to whom we issued securities as indicated in this section are unaffiliated with us.

Use of Proceeds

On December 21, 2010, the registrant did not receive any proceeds from its initial public offering.  All of the expenses of the offering, totaling approximately $85,000, were direct or indirect payments to persons other than officers, directors, affiliates or more than 10% shareholders.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6	Selected Financial Data

Not required for smaller reporting companies.

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this annual report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors, including those discussed elsewhere in this report.

Overview

We were incorporated on January 19, 2010 in the State of Nevada, we have no subsidiaries.  We have not begun operations and we have not generated any revenue.  We intend to commence operations as a software development company. We will be engaged in the business of providing software solutions for business.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve (12) months. Our auditors’ opinion is based on the uncertainty of our ability to establish profitable operations. The opinion results from the fact that we have not generated any revenues.  Accordingly, we must raise cash from sources other than operations to fund the implementation of our business plan and the development of mobile business card application tool. Our only other source for cash at this time is investments by others in our Company.

The Company’s ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will be unable to establish a base of operations, without which it will be unable to begin to generate any revenues in the future.  If we do not produce sufficient cash flow to support its operations over the next 12 months, the Company will need to raise additional capital by issuing capital stock in exchange for cash in order to continue as a going concern.  There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.  Without realization of additional capital, it would be unlikely for operations to continue and any investment made by an investor would be lost in its entirety.

After receipt of sufficient financing (see Liquidity and Capital Resources below for funding needs), the goal of our business plan is to have our mobile business card application tool ready for commercial sales within 12 months after which time we expect to begin generating revenue. To achieve this, we must fully design and then program the code for our product. After this, we must test our product for function and reliability. After our product is commercially ready, we must engage in a sales and marketing program to successfully create the sales to generate a revenue stream derived from our product.

Assuming we meet our financing goals, we project the 12 month timeline for the completion dates of the various stages of our business plan to be as follows:

Business Stage	Anticipated Date of Completion

Product Design	02/28/2012
Product Development and Programming	08/31/2012
Product Testing and Quality Assurance	10/31/2012
Close of Beta Product Release	11/30/2012
Product Commercial Launch	01/01/2013

Results of Operations

The following discussion of the financial condition and results of operations should be read in conjunction with the financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future.

Period from inception on January 19, 2010 to December 31, 2010

Revenue

No revenue was generated for the period ended December 31, 2010. During this time, we were mainly focused on corporate organization and research and development of our products.

Expenses

Our total expenses for the period ended December 31, 2010 were $97,368 for initial public offering costs, office and general operating expenses.

Net Loss

For the period ended December 31, 2010, we incurred a net loss of $97,368 ($0.01 per share of common stock).

Liquidity and Capital Resources

As of December 31, 2010, we had negative working capital of $5,368. To date, cash provided by financing activities totaled $92,000 from the issuance of common stock.

With sufficient financing, we expect that it will require up to 12 months designing, programming and developing our software solution for mobile business card application tool to be ready for commercial sales. We expect this phase to require up to $500,000 in investment capital to pay for the personnel required to produce such a product and general overhead costs of management and equipment, including costs of being a public company such as accounting and legal expenses.

Of the required $500,000 in investment financing, we expect that the use of proceeds will be in the following manner:

Amount	Usage

$ 45,000	Company website design and development
$ 60,000	Product design and development of mobile client for Android and Blackberry
$ 40,000	Development of Product back-end database and application programming interface (api)
$ 50,000	Offsite labor management systems
$160,000	General and Administrative costs
$ 20,000	Product Testing and Quality Assurance
$ 80,000	Marketing and Public Relations
$ 45,000	Public company reporting obligations

Once our product is ready for the commercial market, we expect to require additional capital investment of up to $500,000 to pay for personnel in product sales, support, and marketing.

We do not have sufficient funds to conduct our proposed operations for 12 months or more.  There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all.

If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We presently do not have any available credit, bank financing or other external sources of liquidity. Due to our brief history and historical operating losses, our operations have not been a source of liquidity. We will need to obtain additional capital in order to develop operations and become profitable. In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders pursuant to instruments which are junior to our outstanding secured debt instruments. There can be no assurance that we will be successful in obtaining additional funding.

We will still need additional financing in order to continue operations. Additional financings are being sought, but we cannot guarantee that we will be able to obtain such financings.  Financing transactions may include the issuance of equity or debt securities, obtaining credit facilities, or other financing mechanisms. However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock. If additional financing is not available or is not available on acceptable terms, we will have to curtail or cease our operations.

Critical Accounting Policies

Financial Reporting Release No. 60, published by the SEC, recommends that all companies include a discussion of critical accounting policies used in the preparation of their financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates.

We believe that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause a material effect on our results of operations, financial position or liquidity for the periods presented in this report.

The accounting policies identified as critical are as follows:

Development Stage Company

We are considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source.  Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of our patents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Income Taxes

The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.
Net Loss per Common Share

Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the period ended December 31, 2010, the Company had no common stock equivalent shares which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Recently Issued Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

Management does not believe that any other recently issued but not yet effective accounting pronouncements, if adopted, would have an effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 8	Financial Statements and Supplementary Data

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010, being the date of our most recently completed fiscal year end.  This evaluation was implemented under the supervision and with the participation of our President, Chief Executive Officer and interim Chief Financial Officer, J. Chris Morgando.  Based on this evaluation, this officer has concluded that the design and operation of our disclosure controls and procedures are not effective since the following material weaknesses exist:

•
We rely on external consultants for the preparation of our financial statements and reports.  As a result, our officers may not be able to identify errors and irregularities in the financial statements and reports.

•	Our disclosure procedures are not followed consistently throughout the organization.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation and fair presentation of our financial statements for external purposes in accordance with generally accepted accounting principles.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our officer has assessed the effectiveness of our internal controls over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In conducting his evaluation, our officer noted the following material weaknesses in our internal controls over financial reporting:

•	We have not established an Audit Committee.

•	Since we use external consultants to prepare our financial statements and provide sufficient documentation of such preparation and review procedures, our officers must rely on such documentation.

As a result of these deficiencies in our internal controls, our officer concluded further that the design and operation of our disclosure controls and procedures may not be effective and that our internal control over financial reporting was not effective.

During 2011, we plan to implement appropriate changes as they are identified, including changes to remediate material weaknesses in our internal controls.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to an exemption for smaller reporting companies under Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B	Other Information

None.

PART III

Item 10	Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position

J. Chris Morgando	45	President, CEO, Principal Accounting Officer, Treasurer and Secretary, and Director

Wendell Brown	49	Director

Dustin M. Lewis	35	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Currently there are three seats on our Board of Directors.

The biographies of each of the officer and director are listed below and contain information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

J. Chris Morgando, President, CEO, Principal Accounting Officer, Treasurer, Secretary, and Director

J. Chris Morgando has been our President, CEO, Principal Accounting Officer, Treasurer and Secretary, and Director since inception (January 19, 2010) and is responsible for the day to day management of the Company, administrative functions, corporate filings and strategic evolution of its business.  Mr. Morgando has been involved in emerging technology for over a decade as investor, director, founder and corporate identity manager for many successful ventures. Mr. Morgando currently sits on several boards of technology companies, including RESAAS Services Inc., a high-end web and mobile-based communication tool for real estate executives He also serves as a director of Itiva Digital Media, a high-end asset solution for mass audience delivery of live broadcast content over the Internet. Previously, Mr. Morgando served as CEO of CinematX Digital Inc., which successfully built and licensed several technologies including a powerful recommender and inference engine that is currently being used by TinyMassive Technologies (CNSX-TNY), an online comparison engine and retail site. Previous ventures include many start-up technology companies in which he had performed successfully as angel investor and advisor including Teleo, Inc., a VoIP system for desktop and laptop Internet telephony. Microsoft acquired Teleo, Inc. in 2005.

Wendell Brown, Director

Wendell Brown has been our Director since inception (January 19, 2010). Mr. Brown has a 30-year track record as a successful entrepreneur, visionary investor, and technological guru. As a computer scientist and entrepreneur, he is best known for his innovations in telecommunications and his early work in video game design. Mr. Brown wrote and designed several best-selling video games for Imagic video games, including Star Wars for Colecovision, Beauty and the Beast (for Mattel’s Intellivision), NovaBlast (Intellivision), and Moonsweeper (Intellivision). Mr. Brown went on to create and develop the well-known eVoice voicemail platform, the first large-pioneered techniques such as voicemail-to-email and visual voicemail, innovations later deployed by Google Voice and Apple. eVoice supplied white-label voicemail solutions to AT&T, MCI, AOL, as well as many regional companies. eVoice was acquired by AOL Time-Warner in 2001 and became part of the AOL voice services group. As co-founder, CTO and chairman of LiveOps, Inc., starting in 2001, he was the key inventor of the “work-at-home call center agent” industry. LiveOps has become the largest outsourced work-at-home call center in the world with more than 20,000 work-at-home agents.  In 2004, Mr. Brown co-founded and chaired Teleo, Inc., a VoIP system that enabled desktop and laptop PC users to send and receive phone calls over the Internet. Teleo was acquired by Microsoft in 2005. Mr. Brown has also been an angel investor in various other successful startups including Ironport (acquired by Cisco in 2006), ADISN, and more. Mr. Brown has more than 20 U.S. and international patent applications issued or pending in the fields of telecommunications, electric car technology, and online music distribution.

Dustin M. Lewis, Director

Dustin Lewis has been our Director since inception (January 19, 2010) and brings to the Board of Directors his many years in public accounting practice and practical financial management.  Mr. Lewis is a former Chief Financial Officer of the largest taxicab and Transportation Company in Las Vegas, Nevada with annual revenues of approximately $100 million.  Previously, Mr. Lewis provided various consulting and advisory services to publicly and privately held companies that had annual revenue from startup to approximately $500 million.  In addition, Mr. Lewis served as an Engagement Partner for attestation services provided to public companies listed on national exchanges or NASDAQ as well as assisting public companies to prepare SEC filings (i.e. 10-K’s and 10-Q’s).  Mr. Lewis has also performed merger and acquisition due diligence for various public and private companies.  In addition, he has assisted companies to solicit bank financing, investor capital and venture capital as well as helping business owners through the process of evaluating and selling their companies.  Among other things, Mr. Lewis has designed and implemented systems of accounting; facilitated strategic planning related to company expansion and provided recommendations to improve internal controls, internal flow of information and operations.  Mr. Lewis excels in gross profit analysis for product related companies to improve profitability while also developing and implementing cost cutting measures for companies with declining revenue.  Mr. Lewis is also an expert in fraud detection and prevention analysis.

Family Relationships

There are no family relationships among our officer and directors.

Board Committees and Independence

While the Company is not under the obligation to have a majority of independent directors, the board of directors has determined that Wendell Brown and Dustin Lewis qualify as independent directors as defined in the Marketplace Rules of The NASDAQ Stock Market, and that J. Chris Morgando does not.

We do not have any board committees due to the limited size of the Board and the Company, and as such the board as a whole carries out the functions of audit, nominating and compensation committees. The Board has determined that it does not have an audit committee financial expert due to financial constraints.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Not applicable as the Company does do not have a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

Code of Ethics

The Company has not adopted a code of ethics that applies to our officer due to financial constraints. The Company plans to adopt such a code of ethics shortly.

Item 11	Executive Compensation

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the last two completed fiscal years exceeded $100,000:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Chris Morgando,	2010	-	-	-	-	-	-	-	-
President

Equity Compensation Plans

None.

Employment Agreements

None.

Director Compensation

None.

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of December 31, 2010.

•	By each person who is known by us to beneficially own more than 5% of our common stock;

•	By each of our officers and directors; and

•	By all of our officers and directors as a group.

Name and Address of Owner (1)	Title of Class	Number of Shares Owned (2)	Percentage of Class Prior after Offering (3)

J. Chris Morgando (4)	Common Stock	13,000,000	44.83%

Wendell Brown	Common Stock	5,000,000	17.24%

Dustin M. Lewis	Common Stock	-0-	0.00%

Horizon Ridge Capital Inc.	Common Stock	4,500,000	15.5%

TM Holdings	Common Stock	2,000,000	6.90%

All Directors and Officers as a group	Common Stock	18,000,000	62.07%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 871 Coronado Center Drive, Suite 200, Henderson, NV 89052.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 29,000,000 shares of common stock issued and outstanding as of December 31, 2010.

(4) Includes 8,000,000 shares of common stock held by Paladin Ventures LLC, for which Mr. Morgando is the natural person with voting and investment control over the shares held by this entity.

Item 13	Certain Relationships and Related Transactions, and Director Independence

Other than listed below, during the period since inception (January 19, 2010), there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of the outstanding common or preferred stock, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

As of December 31, 2010 and May 31, 2010, the Company had a receivable due from J. Chris Morgando, CEO, in the amount of $-0- and $898 for an advance of various startup expenditures, respectively.  The unused portion of the advance was reimbursed back to the Company on November 23, 2010.

As of December 31, 2010 and May 31, 2010, the Company owed a total of $-0- and $5,000, respectively, including principle and accrued interest of $82, to a shareholder in the form of an unsecured note payable.  The loan bears 5% interest and is due on February 1, 2011.  The loan, together with accrued interest in the amount of $103, was paid in full in June 2010.

Item 14	Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2010	$4,500	$-0-	$-0-	$-0-

The audit-related fees were incurred in connection with the comfort letter for the underwriter of our initial public offering and review of the registration statement covering the securities offered in the initial public offering.

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services.  All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15	Exhibits, Financial Statement Schedules

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
21.1	Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-168302, filed July 23, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helpeo, Inc.

Date: April 15, 2011	/s/ J. Chris Morgando
J. Chris Morgando, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ J. Chris Morgando	President, Chief Executive Officer, interim Chief Financial Officer and Director (Principal Executive, Financial and	April 15, 2011
J. Chris Morgando	Accounting Officer)
/s/ Wendell Brown	Director	April 15, 2011
Wendell Brown
/s/ Dustin M. Lewis	Director	April 15, 2011
Dustin M. Lewis

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Helpeo, Inc

We have audited the accompanying balance sheet of Helpeo, Inc. (A Development Stage Company) (the “Company”) as of December 31, 2010 and the related statement of operations, stockholders’ equity and cash flows from inception (January 19, 2010) through December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helpeo, Inc. (A Development Stage Company) as of December 31, 2010 and the related statement of operations, stockholders’ equity and cash flows from inception (January 19, 2010) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada
February 17, 2011

2580 Anthem Village Dr., Henderson, NV 89052 Telephone (702) 563-1600 ● Facsimile (702) 920-8049	Member Firm with Russell Bedford International

Helpeo, Inc.
(A Development Stage Company)
Balance Sheets

December 31, 2010
ASSETS

Current assets
Cash	$888
Prepaid expenses	69
Total current assets	957

Total assets	$957

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$6,325
Total current liabilities	6,325

Total liabilities	6,325

Stockholders' equity (deficit)
Common stock; $0.001 par value;
100,000,000 shares authorized, 29,000,000
shares issued and outstanding at 12/31/10	29,000
Additional paid-in capital	63,000
Accumulated deficit during the development stage	(97,368)
Total stockholders' equity (deficit)	(5,368)

Total liabilities and stockholders' equity (deficit)	$957

The accompanying notes are an integral part of these financial statements.

Helpeo, Inc.
(A Development Stage Company)
Statement of Operations

For the Period From
Inception (January 19, 2010) to
December 31, 2010

Expenses
General and administrative	$97,265
Total expenses	97,265
Loss from operations	(97,265)

Interest expense	(103)

Net loss	$(97,368)

Net loss per common share - basic	$(0.01)

Weighted average common
shares outstanding - basic	16,757,225

The accompanying notes are an integral part of these financial statements.

Helpeo, Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit)

							Total
	Common Stock		Additional	Stock Payable		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, Inception (January 19, 2010)	-	$-	$-	-	$-	$-	$-

Issuance of stock to founders for cash
$0.0001 per share	-	-	-	20,000,000	2,000	-	2,000

Issuance of stock pursuant to private placement
$0.01 per share	5,000,000	5,000	45,000	-	-	-	50,000

Issuance of stock pursuant to private placement
$0.01 per share	-	-	-	4,000,000	40,000	-	40,000

Net loss	-	-	-	-	-	(1,588)	(1,588)

Balance, May 31, 2010	5,000,000	5,000	45,000	24,000,000	42,000	(1,588)	90,412

Stock payable issued	24,000,000	24,000	18,000	(24,000,000)	(42,000)	-	-

Net loss	-	-	-	-	-	(95,780)	(95,780)

Balance, December 31, 2010	29,000,000	$29,000	$63,000	-	$-	$(97,368)	$(5,368)

The accompanying notes are an integral part of these financial statements.

Helpeo, Inc.
(A Development Stage Company)
Statement of Cash Flows

For the Period From
Inception (January 19, 2010) to
December 31, 2010

Cash flows from operating activities:
Net loss	$(97,368)
Changes in operating assets and liabilities:
Prepaid expenses	(69)
Accounts payable and accrued liabilities	6,325
Net cash used by operating activities	(91,112)

Cash flows from financing activities:
Proceeds from notes payable - related party	5,000
Proceeds from notes payable	40,000
Principal payments on notes payable - related party	(5,000)
Principal payments on notes payable	(40,000)
Proceeds from sale of common stock	92,000
Net cash provided by financing activities	92,000

Net change in cash	888

Cash, beginning of period	-

Cash, end of period	$888

Supplemental disclosure of cash flow information:
Interest paid	$-
Taxes paid	$-

The accompanying notes are an integral part of these financial statements.

Helpeo, Inc.
(A Development Stage Company)
Notes to Financial Statements

1.           DESCRIPTION OF BUSINESS

Helpeo, Inc. (the “Company”) was incorporated in the state of Nevada on January 19, 2010 for the purpose of developing a suite of mobile productivity solutions. Helpeo’s first offering will be a unique tool for managing a user’s personal and business contact information.

The traditional business card is an important part of personal and business relationships and the Company is developing a better way to capture, save, sort, search and share the valuable information stored on the printed business card.

2.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $97,368 from inception (January 19, 2010) to December 31, 2010.

These conditions give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional financing or sale of its common stock as may be required and ultimately to attain profitability.

Management’s plan, in this regard, is to raise financing of approximately $1,000,000 through a combination of equity and debt financing. Management believes this amount will be sufficient to finance the continuing development for the next twelve months. However, there is no assurance that the Company will be successful in raising such financing.

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company – The Company is considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source.  Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of our patents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less.

Revenue Recognition Policy - The Company will recognize revenue from services once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.

Helpeo, Inc.
(A Development Stage Company)
Notes to Financial Statements

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Research and Development - Research and development costs will be expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, no research and development costs have been incurred.

Income Taxes - The Company accounts for its income taxes in accordance with FASB ASC 740, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes.

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of December 31, 2010 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Earnings (Loss) per Share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the period ended December 31, 2010, the Company had no common stock equivalent shares which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Concentration of Credit Risk for Cash Held at Banks - The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Concentration of Risk - The Company’s operations and future are dependent in a large part on its ability to develop its business model in a competitive market.  The Company’s inability to meet its business plan and target customer demand may have a material adverse effect on its financial condition, results of operations and cash flows.

New Accounting Pronouncements – In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-13 (ASU 2010-13), Compensation-Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades - a consensus of the FASB Emerging Issues Task Force.  The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.  Earlier application is permitted.  The Company does not expect the provisions of ASU 2010-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

Helpeo, Inc.
(A Development Stage Company)
Notes to Financial Statements

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which requires entities to disclose separately the amount and reasons behind significant transfers in and out of Levels 1 and 2, disclose the fair value measurements for each class of assets and liabilities and disclose the inputs and valuation techniques used to measure both recurring and nonrecurring activities under Levels 2 and 3.  The new disclosure requirements are effective for interim and annual reporting periods beginning after December 15, 2009.  The ASU also requires that reconciliations for fair value measurements using significant unobservable inputs (Level 3) should separately present significant information on a gross basis. This Level 3 disclosure requirement is effective for fiscal years beginning after December 14, 2010.  The adoption of the provisions of ASU 2010-06 is not expected to have a material impact on the Company’s financial statements.

4.	DEFERRED OFFERING COSTS

Deferred offering costs consisting of legal, accounting and filing fees relating to an offering have been capitalized.  As of December 31, 2010 and May 31, 2010 the Company had $-0- and $63,000 in deferred offering costs, respectively.

5.	NOTE PAYABLE - RELATED PARTY

On February 1, 2010, the Company executed an unsecured promissory note for $5,000 with a shareholder.  The loan bears 5% interest and is due on February 1, 2011.  As of June 22, 2010, the balance of the note was paid in full.

On February 9, 2010, the Company executed an unsecured promissory note for $40,000 with a shareholder.  The loan bears 0% interest and is due on demand.  As of May 31, 2010, the balance of the note was paid in full.

6.	INCOME TAX

At December 31, 2010, the Company had a federal operating loss carry forward of $97,368, which begins to expire in 2030.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2010 are as follows:

2010
Deferred tax asset:
Net operating loss	$97,368
Income tax rate	35%
34,079
Less valuation allowance	(34,079)
Deferred tax asset	$-

Through December 31, 2010, a valuation allowance has been recorded to offset the deferred tax assets, including those related to the net operating losses.

Helpeo, Inc.
(A Development Stage Company)
Notes to Financial Statements

7.           STOCKHOLDERS’ EQUITY

In February 2010, the Company sold 20,000,000 shares of its $0.001 par value common stock to its founders at $0.0001 per share.  The gross proceeds from the sale were $2,000.

In May 2010, the Company sold 5,000,000 shares of its $0.001 par value common stock to various accredited investors in a private placement at $0.01 per share. The gross proceeds from the sale were $50,000.

In May 2010, the Company sold an additional 4,000,000 shares of its $0.001 par value common stock to various accredited investors in a private placement at $0.01 per share. The gross proceeds from the sale were $40,000.

At May 31, 2010, the Company had stock payable of $42,000 for a total of 24,000,000 shares of common stock.  On June 23, 2010, the Company issued the 24,000,000 shares of common stock and recorded it as a reduction to stock payable.

The Company is using the proceeds from the sale of its common stock to cover offering expenses and for general working capital purposes.

8.           AGREEMENTS

On January 21, 2010, the Company entered into a representation agreement with a management company to become a publicly traded company on the OTCBB exchange.  As of July 22, 2010, the Company paid the $80,000 total service agreement in full.

9.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is not aware of the existence of any such matters at December 31, 2010, and has not provided for any such contingencies, accordingly.

10.         RELATED PARTY TRANSACTIONS

As of December 31, 2010 and May 31, 2010, the Company had a receivable due from John Morgando, CEO, in the amount of $-0- and $898 for an advance of various startup expenditures, respectively.  The unused portion of the advance was reimbursed back to the Company on November 23, 2010.

As of December 31, 2010 and May 31, 2010, the Company owed a total of $-0- and $5,000, respectively, including principle and accrued interest of $82, to a shareholder in the form of an unsecured note payable.  The loan bears 5% interest and is due on February 1, 2011.  The loan, together with accrued interest in the amount of $103, was paid in full in June 2010.