Form 10-Q
period 2011-03-31
HELPEO INC.
filed 2011-05-13
CIK 1484055

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

(702) 664-1246
Registrant’s telephone number, including area code

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date:  29,000,000 shares of common stock as of April 30, 2011.

HELPEO, INC.
FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2011

PART I

Item 1	Financial Information

Helpeo, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2011	December 31, 2010
ASSETS	(Unaudited)

Current assets
Cash	$36	$888
Prepaid expenses	69	69
Total current assets	105	957

Total assets	$105	$957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$7,475	$6,325
Note payable - related party	3,750	-
Total current liabilities	11,225	6,325

Total liabilities	11,225	6,325

Stockholders' deficit
Common stock; $0.001 par value; 100,000,000
shares authorized, 29,000,000 shares
issued and outstanding at 03/31/11
and 12/31/10, respectively	29,000	29,000
Additional paid-in capital	63,000	63,000
Accumulated deficit during the development stage	(103,120)	(97,368)
Total stockholders' deficit	(11,120)	(5,368)

Total liabilities and stockholders' deficit	$105	$957

The accompanying notes are an integral part of these financial statements.

Helpeo, Inc.
(A Development Stage Company)
Statements of Operations

		For the Period From	For the Period From
	For the Three Months Ended	Inception (January 19, 2010) to	Inception (January 19, 2010) to
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)
Expenses
General and administrative	$5,752	$275	$103,017
Total expenses	5,752	275	103,017
Loss from operations	(5,752)	(275)	(103,017)

Interest expense	-	(40)	(103)

Net loss	$(5,752)	$(315)	$(103,120)

Net loss per common share - basic	$(0.00)	$-	$(0.01)

Weighted average common
shares outstanding - basic	29,000,000	-	19,284,404

The accompanying notes are an integral part of these financial statements.

Helpeo, Inc.
(A Development Stage Company)
Statement of Stockholders' Deficit
For the Three Months Ended March 31, 2011
and for the Period from Inception (January 19, 2010) to March 31, 2011

							Total
	Common Stock		Additional	Stock Payable		Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Shares	Amount	Deficit	Equity (Deficit)
Balance, Inception (January 19, 2010)	-	$-	$-	-	$-	$-	$-

Issuance of stock to founders for cash
$0.0001 per share	-	-	-	20,000,000	2,000	-	2,000

Issuance of stock pursuant to private placement
$0.01 per share	5,000,000	5,000	45,000	-	-	-	50,000

Issuance of stock pursuant to private placement
$0.01 per share	-	-	-	4,000,000	40,000	-	40,000

Net loss	-	-	-	-	-	(1,588)	(1,588)

Balance, May 31, 2010	5,000,000	5,000	45,000	24,000,000	42,000	(1,588)	90,412

Stock payable issued	24,000,000	24,000	18,000	(24,000,000)	(42,000)	-	-

Net loss	-	-	-	-	-	(95,780)	(95,780)

Balance, December 31, 2010	29,000,000	29,000	63,000	-	-	(97,368)	(5,368)

Net loss	-	-	-	-	-	(5,752)	(5,752)

Balance, March 31, 2011, Unaudited	29,000,000	$29,000	$63,000	-	$-	$(103,120)	$(11,120)

The accompanying notes are an integral part of these financial statements.

Helpeo, Inc.
(A Development Stage Company)
Statements of Cash Flows

		For the Period From	For the Period From
	For the Three Months Ended	Inception (January 19, 2010) to	Inception (January 19, 2010) to
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(5,752)	$(315)	$(103,120)
Changes in operating assets and liabilities:
Receivable - related party	-	(967)	-
Deferred offering costs	-	(40,000)	-
Prepaid expenses	-	-	(69)
Accounts payable and accrued liabilities	1,150	-	7,475
Net cash used by operating activities	(4,602)	(41,282)	(95,714)

Cash flows from financing activities:
Proceeds from notes payable - related party	3,750	50,040	53,790
Principal payments on notes payable - related party	-	-	(50,040)
Proceeds from notes payable	-	40,000	40,000
Principal payments on notes payable	-	-	(40,000)
Proceeds from sale of common stock	-	2,000	92,000
Net cash provided by financing activities	3,750	92,040	95,750

Net change in cash	(852)	50,758	36

Cash, beginning of period	888	-	-

Cash, end of period	$36	$50,758	$36

Supplemental disclosure of cash flow information:
Interest paid	$-	$40	$-
Taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Helpeo, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

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

2.           GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $5,752 for the three months ended March 31, 2011 and an accumulated net loss of $103,120 from inception (January 19, 2010) to March 31, 2011.  As of March 31, 2011, the Company had a working capital deficit in the amount of $11,120.

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

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial reporting. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Form 10-K of the Company’s December 31, 2010 audited financial statements. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Year-End - The Company has selected December 31 as its year-end.

Development Stage Company - The Company is considered a development stage company as defined by ASC 915 “Development Stage Entities,” as we have no principal operations or revenue from any source.  Operations from the inception of the development stage have been devoted primarily to strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of our patents.

Helpeo, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

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

Revenue Recognition Policy - The Company will recognize revenue from services once all of the following criteria for revenue recognition have been met: pervasive evidence that an agreement exists; the services have been rendered; the fee is fixed and determinable and not subject to refund or adjustment; and collection of the amount due is reasonably assured.  The Company did not realize any revenues from inception (January 19, 2010) through March 31, 2011.

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

Dividends - The payment by us of dividends, if any, in the future rests within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

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

Fair Value of Financial Instruments - FASB ASC 825, “Disclosure About Fair Value of Financial Instruments,” requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments.  As of March 31, 2011 the carrying amounts and estimated fair values of the Company’s financial instruments approximate their fair value due to the short-term nature of such financial instruments.

Helpeo, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

3.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – (continued)

Earnings (Loss) per Share - Basic earnings (loss) per share exclude any dilutive effects of options, warrants and convertible securities.  Basic earnings (loss) per share is computed using the weighted-average number of outstanding common stock during the applicable period.  Diluted earnings per share is computed using the weighted-average number of common and common stock equivalent shares outstanding during the period.  Common stock equivalent shares are excluded from the computation if their effect is antidilutive.  For the three months ended March 31, 2011, the Company had no common stock equivalent shares which were considered antidilutive and excluded from the earnings (loss) per share calculations.

Concentration of Risk - The Company’s operations and future are dependent in a large part on its ability to develop its business model in a competitive market.  The Company’s inability to meet its business plan and target customer demand may have a material adverse effect on its financial condition, results of operations and cash flows.

New Accounting Pronouncement - The Company has evaluated all the recent accounting pronouncements and believes that none of them will have a material effect on the company’s financial statement.

4.           NOTE PAYABLE - RELATED PARTY

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

On January 29, 2011, the Company executed an unsecured loan for $3,750 with its CEO, John Morgando.  The loan bears 0% interest and is due on demand.

5.           STOCKHOLDERS’ EQUITY

In May 2010, the Company sold 20,000,000 shares of its $0.001 par value common stock to its founders at $0.0001 per share.  The gross proceeds from the sale were $2,000.

In June 2010, the Company sold 5,000,000 shares of its $0.001 par value common stock to various accredited investors in a private placement at $0.01 per share. The gross proceeds from the sale were $50,000.

In June 2010, the Company sold an additional 4,000,000 shares of its $0.001 par value common stock to various accredited investors in a private placement at $0.01 per share. The gross proceeds from the sale were $40,000.

The Company is using the proceeds from the sale of its common stock to cover offering expenses and for general working capital purposes.

There have been no new issuances for the three months ended March 31, 2011.

Helpeo, Inc.
(A Development Stage Company)
Notes to Unaudited Financial Statements

6.           AGREEMENTS

On January 21, 2010, the Company entered into a representation agreement with a management company to become a publicly traded company on the OTCBB exchange.  As of July 22, 2010, the Company paid the $80,000 total service agreement in full.

7.           COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims.  Such matters can be subject to many uncertainties, and outcomes are not predictable with assurance.

The Company is not aware of the existence of any such matters at March 31, 2011, and has not provided for any such contingencies, accordingly.

8.           RELATED PARTY TRANSACTIONS

As of March 31, 2011 the Company owed a total of $3,750 to its CEO, John Morgando, in the form of an unsecured loan.  The loan is non-interest bearing and is due on demand.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the financial statements and the related notes included in this quarterly report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors, including those discussed elsewhere in this report.

History and Overview

Helpeo, Inc. (the Company) was incorporated on January 19, 2010 under the laws of the State of Nevada.

We are a development stage company in the process of creating everyday software solutions.  The Company’s first planned commercial marketplace offering is a solution for managing personal and business contact information.  The traditional printed business card is an important part of our personal connections and business relationships.  Since the introduction of the business card, many have searched for better ways to capture, save, sort, search and share the valuable and often critical information stored on the printed card.

Our plan is to produce a business card tool to seamlessly capture, store and share business card contact information.  The Company’s Smartphone application will be designed to enable the user’s phone camera to take a picture of a business card and of the person or object the user wants to associate with the business card.  The business card tool then gives the user the option to add text or voice annotations. Once captured on the phone the software will automatically process the data.

Within minutes, the business card information will be automatically stored in an internet-based storage system and in a virtual address book of the user’s choice.  The data will include a transcription of the voice annotation as well as any text and pictures.  The Company’s service will also capture and store the time, date and location-based data to further enhance the information captured off of the business card.  The service will then generate a personalized email to the third party from whom the contact information was captured.  The email will include the user’s contact information and introduce the service to the third party.  All of the events from data capture to storage and sharing will happen automatically and efficiently creating a seamless experience for the user.

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

Three months ended March 31, 2011 compared to the period from inception (January 19, 2010) to March 31, 2010:

Revenue

The Company did not generate any revenue during the three months ended March 31, 2011 and during the period from inception (January 19, 2010) to March 31, 2010.  During this development stage, the Company was primarily focused on corporate organization, the initial public offering and the research and development of our products.

Expenses

Our total expenses for the three months ended March 31, 2011 were $5,752 for general and administrative expenses as compared to $315 for the period from inception (January 19, 2010) to March 31, 2010.  The largest components of general and administrative expense for the three months ended March 31, 2011 were legal fees $980, accounting fees $1,460 and transfer agent fees $2,960.

Net Loss

As a result of the above, our net loss for the three months ended March 31, 2011 was $5,752 as compared to a net loss of $315 for the period from inception (January 19, 2010) to March 31, 2010.

Liquidity and Financial Condition

As of March 31, 2011 we had current assets of $105, current liabilities of $11,225 and negative working capital of $11,120 compared to current assets of $957, current liabilities of $6,325 and negative working capital of $5,368 at December 31, 2010.

Operating Activities

During the three months ended March 31, 2011, the Company used cash in the amount of $4,602 for operating activities. This included a net loss of $5,752 offset by a $1,150 increase in accounts payable.

By comparison, for the period from inception (January 19, 2010) to March 31, 2010, the Company used cash in the amount of $41,282 for operating activities.  Cash used in operating activities included net loss of $315 offset by a $967 advance to a related party and $40,000 in deferred offering costs.

Investing Activities

There were no investing activities for the three months ended March 31, 2011 and for the period from inception (January 19, 2010) to March 31, 2011.

Financing Activities

During the three months ended March 31, 2011, the Company received proceeds from a related party note payable in the amount of $3,750 for total cash provided by financing activities of $3,750.

From inception (January 19, 2010) to March 31, 2010, the Company received proceeds from a related party note payable in the amount of $50,040, proceeds from a note payable in the amount of $40,000 and proceeds from sale of common stock in the amount of $2,000 for total cash provided by financing activities of $92,040.

To date, the Company has received cash in the amount of $92,000 from the issuance of common stock.  With sufficient financing, we expect that it will require 12 months of designing, programming and developing our software solution for the mobile business card application tool to be ready for commercial sales. We expect this phase to require up to $500,000 in investment capital to pay for the personnel required to produce such a product and general overhead costs of management and equipment, including costs of being a public company such as accounting and legal expenses.

Of the required $500,000 in investment financing, we expect that the use of proceeds will be in the following manner:

Amount	Usage

$ 45,000	Company website design and development
$ 60,000	Product design and development of mobile software for Smartphone
$ 40,000	Development of Product back-end database and application programming interface (api)
$ 50,000	Offsite labor management systems
$160,000	General and Administrative costs
$ 20,000	Product Testing and Quality Assurance
$ 80,000	Marketing and Public Relations
$ 45,000	Public company reporting obligations

Once our product is ready for the commercial market, we expect to require an additional capital investment of up to $500,000 to pay for personnel in product sales, support, and marketing.

We currently do not have sufficient funds to satisfy the minimum cash requirements to implement our business plan over the next twelve months.  Due to our brief history and historical net losses, our operations have not been a source of liquidity.  Therefore, our ability to continue as a going concern is dependent on our ability to raise additional capital.

We presently do not have any available credit, financing or other external sources of liquidity.  In order to obtain capital, we may need to sell additional shares of common stock or borrow funds from private lenders.  However, the low trading price of our common stock and a downturn in the U.S. stock and debt markets is likely to make it more difficult to obtain financing through the issuance of equity or debt securities.  As a result, there can be no assurance that we will be successful in obtaining additional funding.

Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing.  Further, if we issue additional equity or debt securities, stockholders may experience dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of common stock.  The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $5,752 for the three months ended March 31, 2011 and an accumulated net loss of $103,120 from inception (January 19, 2010) to March 31, 2011.  As of March 31, 2011, the Company had a working capital deficit in the amount of $11,120.

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

Plan of Operations

The Company’s ability to commence operations is entirely dependent upon our ability to raise additional capital.  If we cannot raise additional capital, we will not be able to establish a base of operations to generate revenue. There are no formal or informal agreements to attain such financing.  We cannot assure any investor that, if needed, sufficient financing can be obtained or, if obtained, that it will be on reasonable terms.

Upon receipt of sufficient financing, our goal is to have a mobile business card application tool ready for commercial sales within 12 months at which time we anticipate generating revenue. To achieve this, we must fully design a program code for our product.  We would then test our product for function and reliability.  Once our product is ready for commercial use, we will engage in a sales and marketing program to successfully generate a revenue stream from our product.

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

Summary of Significant Accounting Policies

Development Stage Company

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

Research and Development

Research and development costs will be expensed as incurred. The costs of materials and equipment that will be acquired or constructed for research and development activities, and have alternative future uses, both in research and development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4	Controls and Procedures

Disclosure Controls and Procedures. Our management has evaluated, under the supervision and with the participation of our chief executive officer who also serves as our interim chief financial officer (“Officer”), the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on that evaluation, our Officer has concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner, and (2) accumulated and communicated to our management, including our Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting. There have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1	Legal Proceedings

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

Item 1A	Risk Factors

Not required for smaller reporting companies.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the registrant did not sell any securities that were not registered under the Securities Act of 1933, as amended.

Item 3	Defaults Upon Senior Securities

None.

Item 4	[Removed and Reserved]

None.

Item 5	Other Information

None.

Item 6	Exhibits

Number	Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer and interim Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Chief Executive Officer and interim Chief Financial Officer

(1)	Incorporated by reference to the exhibits to the registrant’s registration statement on Form S-1, file number 333-168302, filed July 23, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helpeo, Inc.

Date: May 13, 2011	/s/ J. Chris Morgando
J. Chris Morgando, President