Form 10-K
period 2011-12-31
HELPEO INC.
filed 2013-04-30
CIK 1484055

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-168302

Helpeo, Inc.

(Exact name of registrant as specified in its charter)

Nevada	27-1699365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2203 Timberloch Place, The Woodlands, Texas	77380
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 729-4576

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes    ☒ No

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

☐ Yes    ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☒ Yes    ☐ No (Not required)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $290,000 as of June 30, 2011 based on a value of $0.01 per share

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 29,000,000 shares of common stock as of April 10, 2013

DOCUMENTS INCORPORATED BY REFERENCE

None.

HELPEO, INC.

FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2011

i

PART I

Note about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

Item 1           Business

Overview

Helpeo, Inc. (“we,” “our,” “us,” or “the Company”) was incorporated on January 19, 2010 under the laws of the State of Nevada.

We are in the process of developing a proprietary software interface for targeted vendors to work with alternative and established lenders to provide consumer financing for various household and commercial needs.  We anticipate a viable product to be introduced into the marketplace during 2013 through an outsourced sales force.

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business.

Competition

The market for commercial software is highly competitive. We face competition from various commercial software products and from alternative platforms and devices. We believe we can compete effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, compatibility with a broad range of hardware and software applications, including those that enable productivity, and the support network for our software products.

Customers

We anticipate our customers to include individual consumers, small and medium sized organizations and enterprises.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Employees

We do not currently have any employees.

Subsidiaries

We do not currently have any subsidiaries.

Item 1A        Risk Factors

Not required for a smaller reporting company.

Item 1B        Unresolved Staff Comments

Not required for a smaller reporting company.

Item 2           Properties

We maintain our principal office at 2203 Timberloch Place, The Woodlands, Texas 77380.

Item 3           Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4           Mine Safety Disclosures

Not applicable.

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

The following table sets forth the quarterly high and low bid prices for our Common Stock during the last two fiscal years, as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

Bid Prices ($)
2010 Fiscal Year	High	Low

March 31, 2010	n/a	n/a
June 30, 2010	n/a	n/a
September 30, 2010	n/a	n/a
December 31, 2010	n/a	n/a

2011 Fiscal Year

March 31, 2011	n/a	n/a
June 30, 2011	n/a	n/a
September 30, 2011	n/a	n/a
December 31, 2011	n/a	n/a

As of April 10, 2013, there was no trading activity for the common stock on the OTC Bulletin Board.

Holders

As of December 31, 2011, we had 36 holders of our common stock.

Dividend Policy

The payment of dividends in the future rests within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and financial condition, as well as other relevant factors.   We do not intend to pay any cash dividends in the foreseeable future, but intend to retain all earnings, if any, for use in our business.

Equity Compensation Plan Information

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

For the year ended December 31, 2011 and for the period from January 19, 2010 (inception) to December 31, 2010:

We did not generate any revenue during the year ended December 31, 2011 or during the period from January 19, 2010 (inception) to December 31, 2010. During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Our total expenses for the year ended December 31, 2011 were $16,137 for general, administrative and interest expenses, as compared to $97,368 for the period from January 19, 2010 (inception) to December 31, 2010. The largest components of general and administrative expense during these periods were professional fees in the amounts of $13,195 and $92,165, respectively.

Our net loss for the year ended December 31, 2011 was $16,137 as compared to a net loss of $97,368 for the period from January 19, 2010 (inception) to December 31, 2010.

For the period from January 19, 2010 (inception) to December 31, 2011:

We did not generate any revenue during the period from January 19, 2010 (inception) to December 31, 2011. During this development stage, we were primarily focused on corporate organization, the initial public offering and the development of our business plan.

Our total expenses for the period from January 19, 2010 (inception) to December 31, 2011 were $113,505 for general, administrative and interest expenses. The largest components of general and administrative expense during this period were professional fees in the amount of $105,360.

Our accumulated deficit for the period from January 19, 2010 (inception) to December 31, 2011 was $113,505.

Liquidity and Financial Condition

As of December 31, 2011 we had no current assets, current liabilities of $21,085 and a working capital deficit of $21,085 as compared to current asset of $957, current liabilities of $6,325 and working capital deficit of $5,368 at December 31, 2010.

Operating Activities

During the year ended December 31, 2011, we used cash in the amount of $7,653 for operating activities. This includes a net loss of $16,137, imputed interest of $420, a decrease in prepaid expense of $69 and a $7,995 increase in accounts payable.

By comparison, during the year ended December 31, 2010, we used cash in the amount of $91,112 for operating activities. This includes a net loss of $97,368, an increase in prepaid expense of $69 and a $6,325 increase in accounts payable.

During the period from January 19, 2010 (inception) to December 31, 2011, we used $98,765 of cash in operating activities. This included a net loss of $113,505, imputed interest of $420, and a $14,320 increase in accounts payable.

Investing Activities

There were no investing activities for the year ended December 31, 2011, for the period from January 19, 2010 (inception) to December 31, 2010, or for the period from January 19, 2010 (inception) to December 31, 2011.

Financing Activities

During the year ended December 31, 2011, we received advances from a former officer of $6,765 for total cash provided by financing activities of $6,765.

During the year ended December 31, 2010, we received advances from a former officer in the amount of $5,000, repaid $5,000 to the former officer, received $40,000 in the form of a note payable, repaid the $40,000 note payable and received proceeds from the issuance of common stock in the amount of $92,000 for total cash provided by financing activities of $92,000.

From January 19, 2010 (inception) to December 31, 2011, we received advances from a former officer in the amount of $11,765, repaid $5,000 to the former officer, received $40,000 in the form of a note payable, repaid the $40,000 note payable and received proceeds from the issuance of common stock in the amount of $92,000 for total cash provided by financing activities of $98,765.

Going Concern

As reflected in the accompanying financial statements, we had a net loss of $16,137, net cash used in operations of $7,653 and a working capital deficit and stockholders’ deficit of $21,085 at December 31, 2011. We had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $113,505.

We anticipate that it will continue to generate losses from operations in the near future raising substantial doubt about our ability to continue as a going concern. Our ability to continue operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Summary of Significant Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our results of operations, financial position or liquidity for the periods presented in this report.

We believe the following critical accounting policies and procedures, among others, affect our more significant judgments and estimates used in the preparation of our financial statements:

Development Stage

Our financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of our software. We have not generated any revenues since inception.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash

Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. There were no cash equivalents as of December 31, 2011 and 2010, respectively.

Revenue Recognition Policy

Revenue will be recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue generally will be recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We are currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 7A        Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 8           Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Helpeo, Inc. (A Development Stage Company)

Houston, Texas

We have audited the accompanying balance sheet of Helpeo, Inc. (A Development Stage Company) as of December 31, 2011 and the related statements of operations, stockholders’ deficit and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Helpeo, Inc. (A Development Stage Company) as of December 31, 2010, were audited by other auditors whose report dated February 17, 2011 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helpeo, Inc. as of December 31, 2011 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

April 30, 2013

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

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

February 17, 2011

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS

Current assets
Cash	$–	$888
Prepaid expenses	–	69
Total current assets	–	957

Total assets	$–	$957

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$14,320	$6,325
Note payable - related party	6,765	–
Total current liabilities	21,085	6,325

Total liabilities	21,085	6,325

Stockholders' deficit
Common stock; $0.001 par value;100,000,000 shares authorized, 29,000,000 shares issued and outstanding	29,000	29,000
Additional paid-in capital	63,420	63,000
Accumulated deficit during the development stage	(113,505)	(97,368)
Total stockholders' deficit	(21,085)	(5,368)

Total liabilities and stockholders' deficit	$–	$957

The accompanying notes are an integral part of these financial statements.

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period From January 19, 2010 (Inception) to	For the Period From January 19, 2010 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Operating expenses
General and administrative	$15,717	$97,265	$112,982

Total operating expenses	15,717	97,265	112,982

Loss from operations	(15,717)	(97,265)	(112,982)

Interest expense	(420)	(103)	(523)

Net loss	$(16,137)	$(97,368)	$(113,505)

Net loss per common share - basic	$(0.00)	$(0.01)

Weighted average common shares outstanding - basic	29,000,000	16,757,225

The accompanying notes are an integral part of these financial statements.

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-in	Accumulated Deficit During the Development	Total Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, Inception January 19, 2010 (Inception)	–	$–	$–	$–	$–

Issuance of common stock to founders for cash at $0.0001 per share	20,000,000	20,000	(18,000)	–	2,000

Issuance of common stock for cash pursuant to a private placement at $0.01 per share	9,000,000	9,000	81,000	–	90,000

Net loss	–	–	–	(97,368)	(97,368)

Balance, December 31, 2010	29,000,000	29,000	63,000	(97,368)	(5,368)

Imputed interest	–	–	420	–	420

Net loss	–	–	–	(16,137)	(16,137)

Balance, December 31, 2011	29,000,000	$29,000	$63,420	$(113,505)	$(21,085)

The accompanying notes are an integral part of these financial statements.

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

		For the Period From	For the Period From
	For the Year Ended	January 19, 2010 (Inception) to	January 19, 2010 (Inception) to
	December 31, 2011	December 31, 2010	December 31, 2011

Cash flows from operating activities:
Net loss	$(16,137)	$(97,368)	$(113,505)
Adjustments to reconcile net loss to net cash used by operating activities:
Imputed interest	420	–	420
Changes in operating assets and liabilities:
Prepaid expenses	69	(69)	–
Accounts payable	7,995	6,325	14,320
Net cash used by operating activities	(7,653)	(91,112)	(98,765)

Cash flows from financing activities:
Proceeds from notes payable - related party	6,765	5,000	11,765
Repayments on notes payable - related party	–	(5,000)	(5,000)
Proceeds from notes payable	–	40,000	40,000
Repayments on notes payable	–	(40,000)	(40,000)
Proceeds from issuance of common stock	–	92,000	92,000
Net cash provided by financing activities	6,765	92,000	98,765

Net change in cash	(888)	888	–

Cash, beginning of period	888	–	–

Cash, end of period	$–	$888	$–

Supplemental disclosure of cash flow information:
Interest paid	$–	$103	$103
Income taxes paid	$–	$–	$–

The accompanying notes are an integral part of these financial statements.

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2011

1.	DESCRIPTION OF BUSINESS

Helpeo, Inc. (the “Company”) was incorporated in the state of Nevada on January 19, 2010.

The Company is in the process of developing a proprietary software interface for targeted vendors to work with alternative and established lenders to provide consumer financing for various household and commercial needs. The Company anticipates a viable product to be introduced into the marketplace during 2013 through an outsourced sales force.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting - The accompanying financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Year-End - The Company has selected December 31 as its year end.

Development Stage Company - The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include strategic planning, raising capital and developing revenue-generating opportunities through the acquisition and development of our software. The Company has not generated any revenues since inception.

Use of Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities, at the date of the financial statements, and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The Company adopted the FASB standard related to fair value measurement at inception. The standard defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. The standard applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. The standard clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. The recorded values of long-term debt approximate their fair values, as interest approximates market rates. As a basis for considering such assumptions, the standard established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows.

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2011

•	Level 1: Observable inputs such as quoted prices in active markets;

•	Level 2: Inputs, other than quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3: Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The Company’s financial instruments are accounts payable and notes payable. The recorded values of accounts payable and notes payable approximate their fair values based on their short-term nature. The following table presents assets that were measured and recognized at fair value as of December 31, 2011 and the year then ended on a recurring basis:

Description	Level 1	Level 2	Level 3	Total

Accounts payable	14,320	–	–	14,320
Note payable – related party	6,765	–	–	6,765
Totals	21,085	–	–	21,085

Cash - Cash and cash equivalents consist primarily of cash on deposit, certificates of deposit, money market accounts, and investment grade commercial paper that are readily convertible into cash and purchased with original maturities of three months or less. There were no cash equivalents as of December 31, 2011 and 2010, respectively.

The Company maintains cash balances at an institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Revenue Recognition Policy - The Company will recognize revenue once pervasive evidence that an agreement exists; the product or service has been rendered; the fee is fixed and determinable based on the completion of stated terms and conditions; and collection of the amount due is reasonably assured. The Company did not realize any revenues from January 19, 2010 (inception) through December 31, 2011.

Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period. Diluted earnings (loss) per share is computed by dividing net income (loss), adjusted for changes in income or loss that resulted from the assumed conversion of convertible shares, by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share for the periods presented is equivalent since the Company had continuing losses. The Company had no common stock equivalents as of December 31, 2011.

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2011

Income Taxes - Income taxes are accounted for under the asset and liability method. Deferred income tax assets and liabilities are established for temporary differences between the financial reporting basis and the tax basis of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by valuation allowances when necessary.

Assessing whether deferred tax assets are realizable requires significant judgment. The Company considers all available positive and negative evidence, including historical operating performance and expectations of future operating performance. The ultimate realization of deferred tax assets is often dependent upon future taxable income and therefore can be uncertain. To the extent the Company believes it is more likely than not that all or some portion of the asset will not be realized, valuation allowances are established against the Company’s deferred tax assets, which increase income tax expense in the period when such a determination is made.

Income taxes include the largest amount of tax benefit for an uncertain tax position that is more likely than not to be sustained upon audit based on the technical merits of the tax position. Settlements with tax authorities, the expiration of statutes of limitations for particular tax positions, or obtaining new information on particular tax positions may cause a change to the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes on the statements of operations.

Recent Accounting Pronouncements - In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-04, “Technical Corrections and Improvements” in ASU No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2011

3.	GOING CONCERN

As reflected in the accompanying financial statements, the Company had a net loss of $16,137, net cash used in operations of $7,653 and a working capital deficit and stockholders’ deficit of $21,085 at December 31, 2011. The Company had no revenues and incurred losses since inception resulting in a deficit accumulated during the development stage of $113,505.

The Company anticipates that it will continue to generate losses from operations in the near future raising substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue its operations is dependent on Management's plans, which include the raising of capital through debt and/or equity markets until such time that funds provided by operations are sufficient to fund working capital requirements.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	NOTES PAYABLE

On February 9, 2010, the Company executed an unsecured promissory note for $40,000 with a shareholder. The loan is non-interest bearing and is due on demand. The balance of the note was repaid on May 31, 2010.

5.	NOTES PAYABLE – RELATED PARTY

On February 1, 2010, an entity affiliated with the Company’s former President, loaned the Company $5,000 at a rate of 5%. The balance of the note together with interest in the amount of $105 was repaid on June 22, 2010.

During the year ended December 31, 2011, the Company received advances from its former President in the amount of $6,765 for general and administrative purposes. The advances are non-interest bearing, unsecured and due on demand. Imputed interest of $420 was recorded to donated capital at 8% for the year ended December 31, 2011.

HELPEO, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2011

6.	INCOME TAX

The Company had net operating loss carry forwards for income tax reporting purposes of $113,085 and $97,368 as of December 31, 2011 and 2010, respectively. These carry forwards may be used to offset against future taxable income and begin to expire in the year 2030.

Significant components of the Company’s deferred tax liabilities and assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Deferred tax asset:
Net operating loss carry-forward	$113,085	$97,368
Income tax rate	35%	35%
	39,580	34,079
Less valuation allowance	(39,580)	(34,079)
Deferred tax asset	$–	$–

Through December 31, 2011, a valuation allowance has been recorded to offset the deferred tax assets related to the net operating losses.

7.	STOCKHOLDERS’ EQUITY

In February 2010, the Company sold 20,000,000 shares of its $0.001 par value common stock to its founders at $0.0001 per share. The gross proceeds from the sale were $2,000.

In May 2010, the Company sold 9,000,000 shares of its $0.001 par value common stock to various accredited investors pursuant to a private placement at $0.01 per share. The gross proceeds from the sale were $90,000.

8.	SUBSEQUENT EVENTS

On June 22, 2012 the Company entered into a one year, unsecured, line of credit agreement with its current President. The line of credit has a maximum borrowing capacity of $70,000 and under the agreement the Company will pay interest at a rate of 10% per year. As of April 10, 2013, the Company made draws totaling $5,662.

Item 9           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Former independent registered public accountant

On December 11, 2012, our Board of Directors approved the dismissal of De Joya Griffith, LLC (“De Joya Griffith”) as our independent registered public accountant.

The report of De Joya Griffith on our financial statements for the year ended December 31, 2010 contained no adverse opinion or disclaimer of opinion, and such report was not qualified or modified as to uncertainty, audit scope or accounting principle, except that the report contained a modification to the effect that there was substantial doubt as to our ability to continue as a going concern.

During the year ended December 31, 2010 there were no disagreements with De Joya Griffith on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of De Joya Griffith, would have caused it to make reference thereto in connection with its report on the our financial statements for such year.

No reportable event as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K has occurred during the year ended December 31, 2010.

We requested that De Joya Griffith furnish us with a letter addressed to the United States Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated March 11, 2013, is filed as Exhibit 16 to this Form 8-K.

New independent registered public accounting firm

On December 11, 2012, our Board of Directors appointed M&K CPAS, PLLC (“M&K”) as our independent registered public accounting firm for the year ended December 31, 2011.

Our Board of Directors did not consult with M&K during the year ended December 31, 2011 on any matter which was the subject of any disagreement or any reportable event as defined in Regulation S-K Item 304(a)(1)(iv) and Regulation S-K Item 304(a)(1)(v), respectively, or on the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, relating to which either a written report was provided to our Board of Directors, or oral advice was provided, that M&K concluded was an important factor considered by our Board of Directors in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 9A        Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), are our controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Rules 13a-15(b) and 15d-15(b) under the Exchange Act, requires us to carry out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. This evaluation was implemented under the supervision and with the participation of our officers and directors.

Based on this evaluation, management concluded that, as of December 31, 2011, our disclosure controls and procedures are ineffective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, summarized and reported in a timely manner and (2) accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Our officers and directors have concluded that our disclosure controls and procedures had the following material weaknesses:

—	We were unable to maintain any segregation of duties within our financial operations due to our reliance on limited personnel in the finance function. While this control deficiency did not result in any audit adjustments to our financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties;

—	We lack sufficient resources to perform the internal audit function and do not have an Audit Committee;

—	We do not have an independent Board of Directors, nor do we have a board member designated as an independent financial expert. The Board of Directors is comprised of three members who also serve as executive officers. As a result, there is a lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by us; and

—	Documentation of all proper accounting procedures is not yet complete.

To the extent reasonably possible given our limited resources, we intend to take measures to cure the aforementioned weaknesses, including, but not limited to, the following:

—	Engaging consultants to assist in ensuring that accounting policies and procedures are consistent across the organization and that we have adequate control over financial statement disclosures;

—	Hiring additional qualified financial personnel;

—	Expanding our current board of directors to include additional independent individuals willing to perform directorial functions; and

—	Increasing our workforce in preparation for exiting the development stage and commencing revenue producing operations.

Since the recited remedial actions will require that we hire or engage additional personnel, these material weaknesses may not be overcome in the near-term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the limited advice of outside professionals and consultants. These initiatives will be subject to our ability to obtain sufficient future financing and subject to our ability to start generating revenue.

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

Our officers have assessed the effectiveness of our internal controls over financial reporting as of December 31, 2011. In making this assessment, management used the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management concluded that, as of December 31, 2011, our internal control over financial reporting was ineffective.

Management has identified a lack of sufficient personnel in the accounting function due to our limited resources with appropriate skills, training and experience to perform the review processes to ensure the complete and proper application of generally accepted accounting principles. We are in the process of developing and implementing remediation plans to address our material weaknesses in our internal controls.

Management has identified specific remedial actions to address the material weaknesses described above:

—	Improve the effectiveness of the accounting group by augmenting our existing resources with additional consultants or employees to improve segregation procedures and to assist in the analysis and recording of complex accounting transactions and preparation of tax disclosures. We plan to mitigate the segregation of duties issue by hiring additional personnel in the accounting department once we have achieved positive cash flow from operations and/or have raised significant additional working capital; and

—	Improve segregation procedures by strengthening cross approval of various functions including cash disbursements and quarterly internal audit procedures where appropriate.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

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

Changes in Internal Control over Financial Reporting

During the fourth quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B        Other Information

None.

PART III

Item 10         Directors, Executive Officers and Corporate Governance

Below are the names and certain information regarding our executive officers and directors during the year ended December 31, 2011.

Name	Age	Position
J. Chris Morgando	46	Chief Executive Officer, President, Treasurer, Secretary, and Director

Wendell Brown	50	Director

Dustin M. Lewis	36	Director

The biographies of each of the officers and directors are listed below and contain information regarding the person’s service as a director, business experience, public company director positions currently held or held at any time during the last five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that the person should serve as a director in light of our business and structure.

J. Chris Morgando, President, CEO, Principal Accounting Officer, Treasurer, Secretary, and Director

J. Chris Morgando has been our President, Chief Executive Officer, Principal Accounting Officer, Treasurer and Secretary, and Director since inception (January 19, 2010) and is responsible for the day to day management of the Company, administrative functions, corporate filings and strategic evolution of its business. Mr. Morgando has been involved in emerging technology for over a decade as investor, director, founder and corporate identity manager for many successful ventures. Mr. Morgando currently sits on several boards of technology companies, including RESAAS Services Inc., a high-end web and mobile-based communication tool for real estate executives He also serves as a director of Itiva Digital Media, a high-end asset solution for mass audience delivery of live broadcast content over the Internet. Previously, Mr. Morgando served as CEO of CinematX Digital Inc., which successfully built and licensed several technologies including a powerful recommender and inference engine that is currently being used by TinyMassive Technologies (CNSX-TNY), an online comparison engine and retail site. Previous ventures include many start-up technology companies in which he had performed successfully as angel investor and advisor including Teleo, Inc., a VoIP system for desktop and laptop Internet telephony. Microsoft acquired Teleo, Inc. in 2005.

Mr. Morgando resigned from his position with the Company on November 12, 2012.

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

Mr. Brown resigned from his position with the Company on November 12, 2012.

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

Mr. Lewis resigned from his position with the Company on November 12, 2012.

Directors

Our bylaws authorize no less than one (1) director. We currently have three directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships among our officer and directors.

Board of Director Committees

We do not have any board committees due to the limited size of the Board and the Company, and as such the board as a whole carries out the functions of audit, nominating and compensation committees.

Compliance with Section 16(a) of the Exchange Act

Not applicable.

Item 11         Executive Compensation

The following table sets forth the compensation paid to our officers and directors for the years ended December 31, 2011 and 2010:

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
J. Chris	2011	-	-	-	-	-	-	-	-
Morgando (1)	2010	-	-	-	-	-	-	-	-

Wendell	2011	-	-	-	-	-	-	-	-
Brown (2)	2010	-	-	-	-	-	-	-	-

Dustin	2011	-	-	-	-	-	-	-	-
Lewis (3)	2010	-	-	-	-	-	-	-	-

(1)	Chief Executive Officer, President, Treasurer, Secretary, and Director
(2)	Director
(3)	Director

Employment Agreements

None.

Director Compensation

None.

Equity Compensation Plans

The following table set forth information regarding the outstanding equity awards as of December 31, 2011 for our officers and directors:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
J. Chris Morgando	–	–	–	–	–	–	–	–	–
Wendell Brown	–	–	–	–	–	–	–	–	–
Dustin Lewis	–	–	–	–	–	–	–	–	–

Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as of January 31, 2013.

—	By each person who is known by us to beneficially own more than 5% of our common stock;

—	By each of our officers and directors; and

—	By all of our officers and directors as a group.

Name and Address of Owner (1)	Title of Class	Number of Shares Owned (2)	Percentage of Class Prior after Offering (3)
J. Chris Morgando (4)	Common Stock	13,000,000	44.83%

Wendell Brown	Common Stock	5,000,000	17.24%

Dustin M. Lewis	Common Stock	-0-	0.00%

Horizon Ridge Capital Inc.	Common Stock	4,500,000	15.5%

TM Holdings	Common Stock	2,000,000	6.90%

All Directors and Officers as a group	Common Stock	18,000,000	62.07%

(1) Unless otherwise noted, the mailing address of each beneficial owner is 871 Coronado Center Drive, Suite 200, Henderson, NV 89052.

(2) Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2011 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3) Percentage based upon 29,000,000 shares of common stock issued and outstanding as of December 31, 2011.

(4) Includes 8,000,000 shares of common stock held by Paladin Ventures LLC, for which Mr. Morgando is the natural person with voting and investment control over the shares held by this entity.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent (5%) of our common stock.

The persons named above have full voting and investment power with respect to the shares indicated.  Under the rules of the Securities and Exchange Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13         Certain Relationships and Related Transactions, and Director Independence

None.

Item 14         Principal Accounting Fees and Services

The fees billed for professional services rendered by our principal accountant are as follows:

Fiscal		Audit-Related
Year	Audit Fees	Fees	Tax Fees	All Other Fees
2011	$9,000	–	–	–
2010	$4,500	–	–	–

Pre-Approval Policies and Procedures

The board of directors must pre-approve any use of our independent accountants for any non-audit services. All services of our auditors are approved by our whole board and are subject to review by our whole board.

PART IV

Item 15       Exhibits, Financial Statement Schedules

Number	Exhibit
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Principal Executive Officer
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

* Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Helpeo, Inc.

Date: April 30, 2013	/s/ John Zotos
John Zotos Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John Zotos	Chief Executive Officer, interim Chief Financial Officer and Director (Principal Executive, Financial	April 30, 2013
John Zotos	and Accounting Officer)
/s/ Frank D. Zapata	President and Director	April 30, 2013
Frank D. Zapata
/s/ Richard E. Lewis	Secretary, Treasurer and Director	April 30, 2013
Richard E. Lewis

